Form 10-K
period 2003-12-31
CREDIT & ASSET REP VEHICLE CORP KEYCORP INS CAP A CE SE 02 1
filed 2004-03-24
CIK 1269834

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  001-16709


      CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION
     (Exact name of registrant as specified in its charter)

     on behalf of Public Credit and Repackaged Securities(sm)
     (PCARS)(sm) Trust Series 2002-1



   Delaware                                         13-4182182
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   85 Broad Street
   New York, New York 10004
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 902-7391


  Securities registered pursuant to Section 12(b) of the Act:

       Public Credit and Repackaged Securities(sm) (PCARS)(sm) Trust KeyCorp Institutional Capital A Certificates
       Series 2002-1




  Securities registered pursuant to Section 12(g) of the Act:

       NONE.






         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

         No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant.

         As of March 4, 2004, 100 shares of the Registrant's common stock were outstanding.

INTRODUCTORY NOTE

The Registrant is the depositor (the "Depositor") under the Trust Agreement for Public Credit and Repackaged Securities(sm) (PCARS)(sm) Trust Series 2002-1 (the
"Trust") with Wells Fargo Bank, National Association, as trustee (the
"Trustee"). The Public Credit and Repackaged Securities(sm) (PCARS)(sm) Trust
KeyCorp Institutional Capital A Certificates Series 2002-1 (the "Certificates") issued by the Trust do not represent obligations of or interests in the Depositor or the Trustee, but represent beneficial interests in the property of the Trust, which principally consists of KeyCorp Institutional Capital A 7.826%
Capital Securities issued by KeyCorp Institutional Capital A and fully and unconditionally guaranteed by KeyCorp (the "Security Guarantor").

For information with respect to the Security Guarantor, please see the periodic and current reports and other information (including financial information) filed by the Security Guarantor with the Securities and Exchange Commission
(SEC) under file number 0-850. Those reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public
Reference Section, 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The SEC also maintains a site on the world wide web at "http://www.sec.gov" where users can view and download copies of reports, proxy information, statements and other information filed electronically. The common stock of the Security Guarantor is also listed on the New York Stock Exchange and such reports and other information can be inspected at the offices of the New York Stock Exchange.


Pursuant to staff administrative positions established in a no-action letter regarding Corporate Asset Backed Corporation (pub. avail. August 9, 1995), the
Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable."


PART I

Item 1.  Business.

                  Not Applicable

Item 2.  Properties.

                  Not Applicable

Item 3.  Legal Proceedings.

                  None

Item 4.  Submission of Matters to a Vote of Certificateholders.

                  None

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                  Not applicable

Item 6.  Selected Financial Data.

                  Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

                  Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                  Not Applicable

Item 8.  Financial Statements and Supplementary Data.

                  Not applicable

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

                  None


PART III

Item 10. Directors and Executive Officers of the Registrant.

                  Not Applicable

Item 11. Executive Compensation.

                  Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.

                  None

Item 13. Certain Relationships and Related Transactions.

                  There have been no transactions of a type required to be disclosed pursuant to subparagraph (a)(3) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

                  Not Applicable


                                                      PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Trustee's Statement of Compliance with respect to the Trust
             Agreement identified in the introductory note is filed herewith as
             Exhibit 99.1.

         (b) The reports on Form 8-K filed by the Registrant during the Fiscal
             Year on behalf of the Trust that included distribution reports to the Certificateholders, are incorporated herein as Exhibits
             99.2-99.3.

         (c) Not Applicable

         (d) Not Applicable



                                          SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CREDIT AND ASSET REPACKAGING
                                     VEHICLE CORPORATION
                                     on behalf of Public Credit and Repackaged
                                     Securities(sm) (PCARS)(sm) Trust
                                     Series 2002-1


Date:  March 5, 2004                By:  /s/ Ram Sundaram
                                    Name:  Ram Sundaram
                                    Title:    President


                                                   CERTIFICATION

         I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged Securities(sm) (PCARS)(sm) Trust Series 2002-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee has each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as trustee.



Date:  March 5, 2004

/s/  Ram Sundaram
Name:  Ram Sundaram
Title: President


EXHIBIT INDEX


Exhibit No.                  Description
99.1                         Trustee's Statement of Compliance with respect to
                             the Trust Agreement identified in the introductory
                             note.

99.2 - 99.3*                 Reports on Form 8-K filed by the Registrant during
                             the Fiscal Year on behalf of Public Credit and
                             Repackaged Securities(sm) (PCARS)(sm) Trust Series
                             2002-1 that included distribution reports to the
                             Certificateholders:  Forms 8-K filed June 11, 2003
                             and December 10, 2003.

*  Previously filed with the Securities and Exchange Commission







Exhibit No. 99.1


                     TRUSTEE STATEMENT OF COMPLIANCE


         Wells Fargo Bank, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust
Agreement made as of March 7, 2002 between Credit and Asset Repackaging Vehicle
Corporation, as depositor, and the Trustee, with respect to Public Credit and Repackaged Securities(sm) (PCARS)(sm) Trust Series 2002-1 during the period from January 1, 2003 to December 31, 2003.


New York, New York
March 5, 2004

                                                 WELLS FARGO BANK,
                                                 NATIONAL ASSOCIATION

                                                 By:  /s/ Joseph P. O'Donnell
                                                 Name: Joseph P. O'Donnell
                                                 Title: Assistant Vice President
