Form 10-K
CREDIT & ASSET REP VEHICLE CORP KEYCORP INS CAP A CE SE 02 1
filed 2005-03-30
CIK 1269834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------


FORM 10-K



ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                               Commission File Number:
     December 31, 2004                                   001-16709


CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION (Exact Name of Registrant as Specified in Its Charter)

on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series
2002-2

Delaware
(State or Other Jurisdiction
of Incorporation or Organization)

13-4182182
(I.R.S. Employer
Identification No.)

85 Broad Street, New York, New York                                 10004
     (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212) 902-7391


Securities registered pursuant to Section 12(b) of the Act:


Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2

Securities registered pursuant to Section 12(g) of the Act:  None


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

INTRODUCTORY NOTE
The Registrant is the depositor (the "Depositor") under the Trust Agreement for Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2 (the "Trust") with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Public Credit and Repackaged SecuritiesSM (PCARS) SM Trust JPM Capital Trust I Certificates Series 2002-2 (the "Certificates") issued by the Trust do not represent obligations of or interests in the Depositor or the Trustee, but represent beneficial interests in the property of the Trust, which principally consists of JPM Capital Trust I 7.54%
Cumulative Capital Securities issued by JPM Capital Trust I and fully and unconditionally guaranteed by the J.P. Morgan Chase & Co. (the "Security Guarantor").

For information with respect to the Security Guarantor, please see the periodic and current reports and other information (including financial information) filed by the Security Guarantor with the Securities and Exchange Commission
(SEC) under file number 1-5805. Those reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The SEC also maintains a site on the world wide web at "http://www.sec.gov" where users can view and download copies of reports, proxy information, statements and other information filed electronically. The common stock of the Security Guarantor is also listed on the New York Stock Exchange and such reports and other information can be inspected at the offices of the New York Stock Exchange.



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

(b) Not Applicable

(c) Not Applicable

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT AND ASSET REPACKAGING
VEHICLE CORPORATION
on behalf of Public Credit and Repackaged
SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2


Date:                                   By:   /s/ Ram Sundaram
                                        Name:  Ram Sundaram
                                        Title:    President


CERTIFICATION

I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2.

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




Exhibit No. 99.1

TRUSTEE STATEMENT OF COMPLIANCE

Wells Fargo Bank, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of May 3,2002 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee with respect to Public Credit and Repackaged Securities SM (PCARS) SM Trust JPM Capital Trust I Series 2002-2 during the period from January 1,2004 to December 31,2004.

New York, New York
March 22, 2005


WELLS FARGO BANK,
NATIONAL ASSOCIATION

BY: /s/ Nedine A. Peluso
Name: Nedine A. Peluso
Title: Corporate Trust Officer